Form 10-Q
period 2015-03-31
SkyWolf Wind Turbine Corp
filed 2015-05-20
CIK 1623024

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2015

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 		   000-55303

                       SKYWOLF WIND TURBINE CORPORATION
           (Exact name of registrant as specified in its charter)


            Delaware                             47-1990043
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)


                              156 Court Street
                          Geneseo, New York 14454
          (Address of principal executive offices)  (zip code)

                              585-447-9135
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer         Accelerated Filer
   Non-accelerated filer           Smaller reporting company  X
   (do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                   Outstanding at
                                             May 19, 2015

Common Stock, par value $0.0001               3,250,000

Documents incorporated by reference:            None

______________________________________________________________


                      CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements                       2-4

Notes to Unaudited Condensed Financial Statements              5-7

______________________________________________________________________

                       SKYWOLF WIND TURBINE CORPORATION
                          CONDENSED BALANCE SHEETS



                                             March 31,       December 31,
					        2015             2014
                                             -----------      -----------
                                             (unaudited)        (audited)
  Current assets

    Cash                                     $         0        $      0
                                             ------------      ----------
       Total assets                          $         0        $      0
                                             ============       =========

 LIABILITIES AND STOCKHOLDERS' DEFICIT

   Current liabilities

       Accrued liabilities                   $         0        $      0
                                             ------------       ----------
        Total liabilities                    $         0        $      0
                                             ------------       ----------
  Stockholders' deficit
    Common stock, $0.0001 par value, 100,000,000
    shares authorized; 3,250,000 shares issued
    and outstanding as of March 31, 2015
    and December 31, 2014                             325            325

    Discount on Common Stock                         (325)          (325)

    Additional paid-in capital                         712           712

  Accumulated deficit                                 (712)         (712)
                                                ------------      _________
      Total stockholders' deficit                        0             0
                                                ------------      _________
      Total liabilities and stockholders'
         deficit                                $        0        $    0
                                                ============      ==========

The accompanying notes are an integral part of these unaudited condensed financial statements.


______________________________________________________________________
                       SKYWOLF WIND TURBINE CORPORATION
                 UNAUDITED CONDENSED STATEMENT OF OPERATIONS

                                                    For the three
                                                     Months Ended
                                                     March 31, 2015
                                                  -----------------

    Revenue                                      $            -

    Cost of revenue                                           -
                                                  -----------------
    Gross profit                                              -

    Operating expenses                                        -
                                                  -----------------
    Operating loss                                            -


    Loss before income taxes                                  -
                                                 ==================
    Income tax expense                                        -

    Net loss                                     $            -
                                                 ==================

    Loss per share - basic and diluted           $        (0.00)
                                                 ==================

    Weighted average shares-basic and diluted         3,250,000
                                                 ------------------



The accompanying notes are an integral part of these condensed financial statements (unaudited).

______________________________________________________________________

                           SKYWOLF WIND TURBINE CORPORATION
                       UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

                                                       For the three
                                                        months ended
                                                       March 31, 2015
                                                       --------------
 OPERATING ACTIVITIES

   Net loss                                            $         -
                                                       -------------
   Non-cash adjustments to reconcile net loss to
     net cash:
     Expenses paid for by stockholder and
        contributed as capital                                    -
                                                       -------------
      Changes in Operating Assets and Liabilities:

          Accrued liability                                       -
                                                       -------------
            Net cash (used in) operating activities               -
                                                       -------------
   Net increase in cash                                           -

   Cash, beginning of period                                      -
                                                       -------------
   Cash, end of period                                 $          -
                                                       =============

The accompanying notes are an integral part of these condensed financial statements (unaudited).


--------------------------------------------------------------------
                       SKYWOLF WIND TURBINE CORPORATION
            Notes to Unautied Condensed Financial Statements

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of March 31, 2015 and December 31, 2014.

--------------------------------------------------------------------

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of March 31, 2015.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2015, there are no outstanding dilutive securities.

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

--------------------------------------------------------------------

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date. As of March 31, 2015 the Company has an accumulated deficit of $712. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In August, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), which now requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management's plans, additional disclosures are required. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. These requirements were previously included within auditing standards and federal securities law, but are now included within U.S. GAAP. We are currently assessing the impact of the adoption of ASU No. 2014-15 on our financial statements and disclosures.

In June, 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity
(DSE) in its entirety from current accounting guidance. We have elected early adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception. We do not believe the adoption of ASU No. 2014-10 will have significant impact on our financial statements and disclosures.

NOTE 4   STOCKHOLDERS' DEFICIT

On September 25, 2014, the Company issued 20,000,000 common shares to two directors and officers at a discount of $2,000 of which 19,750,000 were redeemed on December 30, 2014.

The Company issued 3,000,000 shares of common stock at par to Gerald Eugene Brock its new sole officer and director.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2015
3,250,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5    CHANGE IN CONTROL

	The Company filed a Form 8-K to report the following events:

On December 30, 2014 the Company redeemed an aggregate of 19,750,000 of the then 20,000,000 shares of outstanding stock at a redemption price of par.

    James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned such directorships and all offices of the Company. Messrs. Cassidy and McKillop each beneficially retain 125,000 shares of the Company's common stock.

     Gerald Eugene Brock was named as the sole director of the Company and serves as its President, Secretary and Treasurer.

     The Company issued 3,000,000 shares of its common stock at par to Gerald Eugene Brock.

     The Company changed its name to Skywolf Wind Turbine Corporation.

______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


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

     The Company intends to combine with SkyWolf Wind Turbine Corporation, a private company that designs, develops, manufactures and sells "small wind" turbines. That company currently sells a 3.5 KW high efficiency wind turbine model that was designed to address the pitfalls of traditional wind turbines, namely traditional wind turbines have an average height of about 140 feet, require approximately an acre of land for the structure and need minimum winds of about 7 mph. The company's wind turbines have a height of only 30 feet, require only a 10-foot square piece of land and need minimum winds of 5.5 mph. In addition, the Registrant's SkyWolf 3.5 KW High Efficiency wind turbine produces twice the power output of a conventional wind turbine. The private company is developing its patented 3.5 KW Wind-Solar Hybrid unit which will produce twice the power output of its earlier model. The anticipates effecting a business combination with the private company and targeting its initial sales in the Upstate New York market,

     As of March 31, 2015, the Company had not generated revenues and had no income or cash flows from operations since inception. At March 31, 2015, the Company had an accumulated deficit of $712.

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


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.


ITEM 4.  Controls and Procedures.

Disclosures and Procedures

      Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).

      Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange
Commission that permit the Company to provide only management's report in this Quarterly Report.

Changes in Internal Controls

      There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II -- OTHER INFORMATION

`ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 as folllows:

On September 25, 2014, the Company issued 20,000,000 common shares to two directors and officers at a discount of $2,000. Of these issued shares, 19,750,000 were redeemded December 30, 2014.

On December 31, 2014, the Company issued 3,000,000 shares of its common stock.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.  OTHER INFORMATION

               (a)  Not applicable.
               (b)  Item 407(c)(3) of Regulation S-K:

   During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6.  EXHIBITS

     (a)     Exhibits

     31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SKYWOLF WIND TURBINE CORPORATION


                            By:   /s/ Gerald Eugene Brock
                                  President, Chief Financial Officer

Dated:   May 19, 2015