Form 10-K
period 2015-12-31
SkyWolf Wind Turbine Corp
filed 2016-04-12
CIK 1623024

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to ______

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

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒ Yes ☐ No

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

☒ Yes ☐ No

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

No agreements have been executed and if the Company makes any acquisitions, mergers or other business combination, it will file a Form 8-K.

It is anticipated that such private company will bring with it to such merger key operating business activities and a business plan. As of the date of this Report, no agreements have been executed to effect such a business combination and although the Company anticipates that it will effect such a business combination there is no assurance that such combination will be consummated.

If and when the Company chooses to enter into a business combination with such private company or another, it will likely file a registration statement after such business combination is affected.

A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. The Company may wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2015, the Company had not generated revenues and had expenses of $ 15,824. At December 31, 2014, the Company had sustained a net loss of $712 and a deficit of $712.

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

As of December 31, 2015, the Company had not generated revenues and had expenses of $ 15,824. At December 31, 2014, the Company had sustained a net loss of $712 and a deficit of $712.

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

2015 Year-End Analysis

The Company has received no income, has had no operations nor expenses, other than Delaware state fees and incorporation and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

As of December 31, 2015, the Company had not generated revenues and had expenses of $ 15,824. At December 31, 2014, the Company had sustained a net loss of $712 and a deficit of $712.

Item 8. Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2015 are attached hereto.

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

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2015, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Anton & Chia, LLP, the independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. Concurrent with the latest date covered by this Report, the Company changed control although the Chief Executive Officer remains in control of the internal financial reporting and in control of the Company so the process of such reporting has not been affected.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2015, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company's common stock. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address	Amount of Beneficial	Percent of
of Beneficial Owner	Ownership	Outstanding Stock (1)

Gerald Eugene Brock	3,000,000	92%

All Executive Officers and	3,000,000	92%

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

December 31, 2014 & December 31, 2015

Audit-Related Fees $3,000

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre- approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

There are no financial statement schedules nor exhibits filed herewith. The exhibits filed in earlier reports and the Company's Form 10 are incorporated herein by reference.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SkyWolf Wind Turbine Corporation

We have audited the accompanying balance sheets of SkyWolf Wind Turbine Corporation ("SkyWolf" or the "Company") as of December 31, 2015 and 2014, and the related statement of operations, stockholders' deficit, and cash flows for the year ended December 31, 2015 and the period from inception ( September 25, 2014) to December 31, 2014. Sky Wolf's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SkyWolf Wind Turbine Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and for the period from inception (September 25, 2014) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP

Newport Beach, CA

April 12, 2016

SKYWOLF WIND TURBINE CORPORATION

BALANCE SHEETS

ASSETS

	December 31, 2015	December 31, 2014

Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Due from affiliates	$15,824	$-

Total liabilities	$15,824	-

Stockholders' deficit Common Stock; $0.0001 par value, 100,000,000 shares authorized;	325	325
3,250,000 shares issued and outstanding

Discount on Common Stock	(325)	(325)

Additional paid-in capital	712	712

Accumulated deficit	(16,536)	(712)
Total stockholders' deficit	(15,824)	-
Total Liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements

2

SKYWOLF WIND TURBINE CORPORATION

STATEMENTS OF OPERATIONS

		For the period
	For the year ended	Sept 25, 2014 (Inception)
	December 31, 2015	to December 31, 2014

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses	15,824	712

Operating loss	(15,824)	(712)

Loss before income taxes	(15,824)	(712)

Income tax expense	-	-

Net loss	$(15,824)	$(712)

Loss per share - basic and diluted	$-	$-

Weighted average shares-basic and diluted	3,250,000	3,250,000

The accompanying notes are an integral part of these financial statements

3

SKYWOLF WIND TURBINE CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

			Discount			Total
			on	Additional		Stock-
	Common Stock		Common	Paid-In	Accumulated	holders'
	Shares	Amount	Stock	Capital	Deficit	Deficit

Balance, December 31, 2014	3,250,000	$325	$(325)	$712	$(712)	$-

Issuance of common stock	-	-	-	-	-	-

Redemption of common stock	-	-	-	-	-	-

Additional paid-in capital	-	-	-	-	-	-

Net loss	-	-	-	-	-15,824	-15,824

Balance, December 31, 2015	3,250,000	$325	$(325)	$712	$(16,536)	$15,824

The accompanying notes are an integral part of these financial statements

4

SKYWOLF WIND TURBINE CORPORATION

STATEMENTS OF CASH FLOWS

For the period
	For the year ended	Sept 25, 2014 (Inception)
	December 31, 2015	to December 31, 2014

OPERATING ACTIVITIES

Net loss	$(15,824)	$(712)

Non-Cash adjustments to reconcile loss to net cash
Expenses paid by stockholder and contributed as capital	-	712

Changes in Operating Assets and Liabilities
Accrued liabilities	-	-

Net cash used in operating activities	-	-

Financing Activities
Loan from affiliate	15,824	-

Net increase in cash	-	-
Cash, beginning of period	-	-

Cash, end of period	$-	$-

The accompanying notes are an integral part of these financial statements

5

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2015.

6

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2015.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2015, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2015, there are no outstanding dilutive securities.

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

7

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and sustained operating losses during the period ended December 31, 2014. As of December 31, 2015 and 2014, the Company has accumulated deficit of $16,536 and $712, respectively. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

On December 31, 2014, the Company redeemed an aggregate of 19,750,000 shares of common stock.

On December 31, 2014, the Company issued 3,000,000 shares of common stock to one director and officer at a discount of $300.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2015, 3,250,000 shares of common stock and no preferred stock were issued and outstanding .

8

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

SKYWOLF WIND TURBINE CORPORATION

Formerly Coyote Valley Acquisition Corporation

	By:	/s/ Gerald Eugene Brock
Chief Executive Officer

Dated: April 12, 2016

	By:	/s/ Gerald Eugene Brock
Chief Financial Officer

Dated: April 12, 2016

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Gerald Eugene Brock	Director	Dated: April 12, 2016