Form 10-Q
period 2016-03-31
SkyWolf Wind Turbine Corp
filed 2016-05-16
CIK 1623024

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at March 31, 2016
Common Stock, par value $0.0001	3,250,000

Documents incorporated by reference: None

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements	3-5

Notes to Unaudited Condensed Financial Statements	6-8

SKYWOLF WIND TURBINE CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets	$--	$--
Total assets	$--	$--

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Due to Related Party	$19,262	15,824
Total liabilities	$19,262	$15,824

Stockholders’ deficit
Common stock, $0.0001 par value, 100,000,000 shares authorized; 3,250,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014	325	325
Discount on Common Stock	(325)	(325)
Additional paid-in capital	712	712

Accumulated deficit	(19,974)	(16,536)
Total stockholders’ deficit	(19,262)	(15,824)
Total liabilities and stockholders’ deficit	$--	$--

The accompanying notes are an integral part of these unaudited condensed financial statements.

SKYWOLF WIND TURBINE CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three	For the three
	months ended	months ended
	March 31, 2016	March 31, 2015
Revenue	$--	$--
Cost of revenue	--	--
Gross profit	--	--
Operating expenses	3,438	--
Net loss	$(3,438)	$--
Loss per share – basic and diluted	$--	$--
Weighted average shares-basic and diluted	3,250,000	3,250,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SKYWOLF WIND TURBINE CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three	For the three
	months ended	months ended
	March 31, 2016	March 31, 2015
OPERATING ACTIVITIES
Net loss	$(3,438)	$--
Changes in Operating Assets and Liabilities	--	--
Net cash used in operating activities	$(3,438)	$--
Cash flows from financing activities Loan from affiliate	3,438	--
Net increase in cash	--	--
Cash, beginning of period	--	--
Cash end of period	$--	$--
Supplemental cash flow information:
Interest paid	--	--
Income tax paid	--	--

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of March 31, 2016.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2016.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2016, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and sustained operating losses during the period ended March 31, 2016.

As of March 31, 2016, the Company has accumulated deficit of $19,974. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 4 STOCKHOLDERS' DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2016, 3,250,000 shares of common stock and no preferred stock were issued and outstanding   .

NOTE 5 – SUBSEQUENT EVENTS

There are no subsequent events that would impact unaudited financial statements as of March 31, 2016.

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

As of March 31, 2016, the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained a net loss of $3,438 for the three months ended March 31, 2016 and has an accumulated deficit of $19,974 as of March 31, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, the Company has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 as follows:

On September 25, 2014, the Company issued 20,000,000 common shares to two directors and officers at a discount of $2,000. Of these issued shares, 19,750,000 were redeemed December 30, 2014.

On December 31, 2014, the Company issued 3,000,000 shares of its common stock.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2016 3,250,000 shares of common stock and no preferred stock were issued and outstanding.

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

Dated: May 16, 2016

Page 13